Form 10QSB
period 2000-06-30
ARBER HOLDINGS
filed 2000-08-25
CIK 1098855

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington D. C. 20549

                               FORM 10-QSB

      ( X ) Quarterly  report pursuant to Section 13 or 15(d) of the  Securities and  Exchange  Act of 1934.

                  For the quarterly period ended June 30, 2000.

      (   ) Transition report pursuant to Section 13 or 15(d) of the Exchange
             Act for the transition period from _________  to _________ .

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

                                 YES (x ) NO ( )

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

      Balance Sheets as of June 30, 2000 and December 31, 1999.............. 3

      Statements of Operations for the three and six month ended June 30, 2000 and the period November 8, 1999 (date of incorporation)
      to June 30, 2000...................................................... 4

      Statement of Stockholders' Equity for the six months ended
      June 30, 2000......................................................... 5

      Statements of Cash Flows for the three and six month ended June 30, 2000 and the period November 8, 1999 (date of incorporation) to
      June 30, 2000......................................................... 6

      Notes to Financial Statements......................................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations or Plan of Operations......................... 8


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings................................................... 8
Item 2. Changes in Securities............................................... 8
Item 3. Defaults Upon Senior Securities..................................... 8
Item 4. Submission of Matters to a Vote of SecuritiesHolders ............... 8
Item 5. Other Information................................................... 8
Item 6. Exhibits and Reports on Form 8-K.................................... 8

Signatures

                                  ARBER HOLDINGS
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                        June 30,             December
                                                        2000                  31, 1999
                                                       (Unaudited)
 ASSETS
 TOTAL ASSETS - CASH                                    $   500               $   500
                                                        =   ===               =   ===



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES -Accrued liabilities                              0                 1,500

STOCKHOLDERS' EQUITY:
Preferred stock - $.0001 par value:5,000,000 shares authorized; zero shares issued and outstanding

Common stock - $.0001 par value;  20,000,000 shares
authorized; 5,000,000 shares issued and outstanding         500                   500

Additional  paid-in capital                               4,253                 2,057

Deficit accumulated during the development stage         (4,253)               (3,557)
                                                        -----------           ----------


     Total stockholders' deficit                            500                (1,000)
                                                        -----------           ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   500               $   500
                                                        =   ===               =   ===


   SEE NOTES TO FINANCIAL STATEMENTS.

                                 ARBOR HOLDINGS
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Six Months       Three Months        November 8,1999
                        Ended June 30,    Ended June 30,   (date of incorporation)
                           2000              2000             to June 30, 2000
                       -------------      -------------      ------------------
   EXPENSES:

    Professional fees and

    Expenses                $  696              $  696            $  3,954
    Organization costs      $   0               $  0              $    299
                            ----------          ------            --------


   NET LOSS                 $ (696)             $ (696)           $ (4,253)
                            =======             =======           =========



   NET LOSS PER SHARE       $ 0.00              $ 0.00            $ 0.00
                            ======              ======            ======


   SEE NOTES TO FINANCIAL STATEMENTS.

                                 ARBOR HOLDINGS
                        (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three months ended June 30, 2000
                                   (Unaudited)

                                                                      Deficit
                                                                      Accumulated
                                                         Additional   During the
                                   Common Stock          Paid in      Development
                                Shares       Value       Capital      Stage         Total
                               ---------   --------    -----------    ----------   ---------
Balances,December 31,1999     5,000,000    $   500     $   2,057     $ (3,557)    $  (1,000)
Capital contribution                  -          -         2,196            -         2,196
Capital Contribution of Service       -          -             -            -             -
Net loss for the six months
ended June 30,                        -          -             -         (696)         (696)
                                --------   ---------   ----------     ---------   ----------
Balances June 30, 2000        5,000,000   $    500    $    4,253     $ (4,253)   $      500
                               =========   =========   ==========     =========   ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                  ARBOR HOLDINGS
                         (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months          Three Months              November 8,1999
                                                       Ended June30,       Ended June 30,          (date of incorporation)
                                                       2000                2000                       to June 30, 2000
                                                    -----------------     -----------------         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES - Net loss           $(696)              $(696)                    $(4,253)
                                                             --                 --                       -------
   Adjustments to reconcile net loss to net cash
   used by operating activities - contributed
   expenses                                                 696                 696                       4,253
   Decrease in accrued liabilities                       (1,500)             (1,500)                          -
                                                          -----               ------                     -------
NET CASH USED IN OPERATING ACTIVITIES                    (1,500)             (1,500)                         (0)
                                                                                                         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock             1,500               1,500                         500
   Capital contributions                                  1,500               1,500                           0
                                                                                                         -------

CASH PROVIDED BY FINANCING ACTIVITIES                         -                   -                         500
                                                                                                         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     -                   -                         500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              500                 500                           0
                                                          ------              ------                     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $500                $500                        $500
                                                          ======              ======                     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                             $0                  $0                          -
                                                             ==                  ==                          =

   Taxes paid                                                $0                  $0                          -
                                                             ==                  ==                          =





SEE NOTES TO FINANCIAL STATEMENTS.

                                 Arbor Holdings

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Aguay Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. We intend to investigate and, if such investigation warrants, engage in business combinations. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $4,253 as of June 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended June 30, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have $500 in assets. Our expenses from inception through June 30, 2000, all funded by a capital contribution from management, are $4,253.

Substantially all of our expenses that must be funded by management will be from our efforts to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the closing of an acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

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

  August 14, 2000      /s/ Alfred Arberman

   Date                Alfred Arberman, President