Form 10QSB
period 2001-09-30
ARBER HOLDINGS
filed 2001-11-19
CIK 1098855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2001.

5,000,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

ARBER HOLDINGS
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of September 30, 2001 and December 31, 2000	3
Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period November 8, 1999 (date of incorporation) to September 30, 2001	4
Statement of Stockholder’s Equity (Deficit) for the nine months ended September 30, 2001	5
Statements of Cash Flows for the three and nine months ended September 30, 2001 and 2000, and the period November 8, 1999 (date of incorporation) to September 30, 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	10

ARBER HOLDINGS
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	September 30, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 500	$ 500

TOTAL	$ 500	$ 500

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ 1,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	6,538	5,376
Deficit accumulated during the development stage	(6,538)	(6,538)
Total stockholders' equity (deficit)	500	(500)

TOTAL	$ 500	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARBER HOLDINGS
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the Period November 8 1999 (date of incorporation) to September 30, 2001

EXPENSES:
Professional and consulting fees	$162	$162	$-	$696	$6,239
Organization costs	-	-	-	-	299

Total expenses	-	-	-	696	6,538

NET LOSS	$(162)	$(162)	$-	$(696)	$(6,538)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000
SEE NOTES TO FINANCIAL STATEMENTS.

ARBER HOLDINGS
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2001
(Unaudited)

Common Stock		Additional Paid-In	Deficit Accumulated During the Development
Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	5,000,000	$ 500	$ 5,376	$ (6,376)	$ (500)

Capital contribution			1,162		1,162

Net Loss				(162)	(162)

Balances, September 30, 2001	5,000,000	$ 500	$ 6,538	$ (6,538)	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARBER HOLDINGS
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the period November 8, 1999 (date of in- corporation) to September 30, 2001
Cash Flows From Operating Activities:
Net loss	$(162)	$(162)	$-	$(696)	$(6,538)
Adjustments to reconcile net loss to net cash used by operating activities -
(Decrease) increase in accrued liabilities	-	(1,000)	-	(1,500)	-
Net Cash Used By Operating Activities	(162)	(1,162)	-	(2,196)	(6,538)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	-	-	500
Capital contributions	162	1,162	-	2,196	6,538
Cash Provided by Financing Activities	162	1,162	-	2,196	7,038

Net Increase (decrease) In Cash and Cash Equivalents	-	-	-	-	500

Cash and Cash Equivalents at Beginning of Period	500	500	500	500	-

Cash and Cash Equivalents at End of Period	$500	$500	$500	$500	$500

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-	$-

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to September 30, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2001, we had a net operating loss carryforward of approximately $6,540 for income tax purposes. This carryforward is available to offset future taxable income through the period ended September 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000, and the financial statements as of and for the three and nine months ended September 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of $500 in cash, we have no assets, and we have not generated any revenues to date. Our expenses from inception through September 30, 2001, all funded by capital contributions from our stockholder, are $6,538.

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

SIGNATURE	TITLE	DATE
/s/ Alfred Arberman	Director, Chief Accounting Officer	November 19, 2001